Form 10QSB
period 1996-09-30
TATUM PETROLEUM CORP
filed 1997-04-07
CIK 766624

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                              FORM 10-Q SB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    -------------------

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES Exchange Act of 1934

     For the transition period from  N/A  to  N/A
                                    -----    -----

                       Commission File No. 0-14788

                       TATUM PETROLEUM CORPORATION
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


                Delaware                             33-0117736
     ------------------------------       -------------------------------
     State or other jurisdiction of       (I.R.S. Employer Identification
      incorporation or organization                   Number)


   667-E Lakeview Plaza Boulevard,              Worthington, OH  43085
   -------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)


    Registrant's telephone number, including area code (614) 888-3637
                                                       --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.   [X]Yes     [  ]No

     At March 12, 1997, 10,418,855 shares of common stock, $.01 par value were outstanding.

     Page 1 of 13 pages.

                       TATUM PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q SB
                           SEPTEMBER 30, 1996



                                                                PAGE NO.
PART I                                                          --------
------

FINANCIAL STATEMENTS

     a.   BALANCE SHEETS - March 31, 1996 and
          September 30, 1996 (Unaudited)                              3


     b.   STATEMENTS OF OPERATIONS - For the Three Months
          and Six Months Ended September 30, 1996
          and 1995 (Unaudited)                                        4

     c.   STATEMENTS OF CASH FLOWS -  For the Six Months
          Ended September 30, 1996 and 1995 (Unaudited)               5

     d.   NOTES TO THE FINANCIAL STATEMENTS                           6

MANAGEMENT'S DISCUSSION AND ANALYSIS                                  8


PART II
-------

     a.   OTHER INFORMATION                                          11
     b.   SIGNATURES                                                 13

                       TATUM PETROLEUM CORPORATION

                             BALANCE SHEETS


                                                 MARCH 31,     SEPTEMBER 30,
                                                   1996            1996
                                                 ----------     ----------
                                                                (Unaudited)
                                 ASSETS
                                 ------

CURRENT ASSETS:
 Cash                                           $  416,000      $  241,000
 Receivables:
   Oil and gas                                     642,000         279,000
   Joint interest owners                            42,000         139,000
   Other                                              -            467,000
 Inventory                                          19,000         185,000
                                                ----------      ----------
     Total current assets                        1,119,000       1,311,000

PROPERTY AND EQUIPMENT, at cost:
 Oil and gas producing properties
   (using the successful efforts method
   of accounting):
     Proved                                      6,135,000       6,557,000
     Unproved                                      475,000         583,000
 Other equipment                                   132,000         142,000
                                                ----------      ----------
                                                 6,742,000       7,282,000
 Less accumulated depreciation,
   depletion, amortization and impairment       (3,464,000)     (3,662,000)
                                                ----------      ----------
                                                 3,278,000       3,620,000

OTHER ASSETS                                        20,000          17,000
                                                ----------      ----------

TOTAL ASSETS                                    $4,417,000      $4,948,000
                                                ==========      ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
 Note payable                                   $  360,000      $  375,000
 Accounts payable                                  230,000         342,000
 Related party payable                                -             54,000
 Revenue and ad valorem taxes payable              515,000         497,000
 Advances from working interest owners             322,000          47,000
 Accrued liabilities                                83,000         235,000
 Income tax payable                                 20,000            -
                                                ----------      ----------
     Total current liabilities                   1,530,000       1,550,000

DEFERRED TAX LIABILITY                             280,000         345,000

ACCRUED LITIGATION SETTLEMENT                         -            338,000

COMMITMENT AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
   15,000,000 shares, 10,418,855 shares
   issued and outstanding                          104,000         104,000
 Additional paid-in capital                      4,877,000       4,877,000
 Accumulated deficit                            (2,374,000)     (2,266,000)
                                                ----------      ----------
     Total stockholders' equity                  2,607,000       2,715,000
                                                ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         $4,417,000      $4,948,000
                                                ==========      ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS
                               (Unaudited)


                                    FOR THE THREE          FOR THE SIX
                                     MONTHS ENDED           MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  -------------------   --------------------
                                   1996        1995       1996       1995
                                  --------   --------   --------    --------
NET REVENUES:
   Oil and gas sales            $  725,000 $  745,000 $1,425,000  $1,425,000
   Drilling arrangement income       8,000     55,000     15,000      76,000
   Operating fees                   37,000     29,000     70,000      47,000
                                ---------- ---------- ----------  ----------
                                   770,000    829,000  1,510,000   1,548,000

COSTS AND EXPENSES:
   Oil and gas production costs    141,000    132,000    253,000     225,000
   General and administrative
      expenses                     172,000    147,000    305,000     280,000
   Depreciation, depletion and
      amortization                 109,000     75,000    218,000     149,000
   Exploration costs                84,000    101,000    339,000     319,000
   Dry hole costs                  104,000    140,000     88,000     218,000
   Legal settlements, net           99,000       -        99,000        -
                                ---------- ---------- ----------  ----------
                                   709,000    595,000  1,302,000   1,191,000
                                ---------- ---------- ----------  ----------

OTHER INCOME (EXPENSE)             (38,000)    15,000    (35,000)     17,000
                                ---------- ---------- ----------  ----------

INCOME BEFORE INCOME TAXES          23,000    249,000    173,000     374,000
                                ---------- ---------- ----------  ----------

INCOME TAX EXPENSE:
   Current                                                  -           -
   Deferred                         (9,000)   (71,000)   (65,000)   (142,000)
                                ---------- ---------- ----------  ----------
                                    (9,000)   (71,000)   (65,000)   (142,000)
                                ---------- ---------- ----------  ----------

NET INCOME                      $   14,000 $  178,000 $  108,000  $  232,000
                                ========== ========== ==========  ==========

NET INCOME PER SHARE            $     -    $      .02 $      .01  $      .02
                                ========== ========== ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                   10,418,855 10,418,855 10,418,855  10,418,855
                                ========== ========== ==========  ==========






          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                        FOR THE SIX
                                                       MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -------------------------
                                                   1996            1995
                                                 ----------     ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  108,000      $  232,000
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation, depletion and
      amortization                                 218,000         149,000
     Deferred income taxes                          65,000         142,000
     Gain (loss) on disposal of
      equipment                                     43,000         (10,000)
     Changes in operating assets
      and liabilities:
       Receivables                                (201,000)       (309,000)
       Inventory                                  (166,000)         (5,000)
       Prepaid expenses and other                    3,000          (1,000)
       Payables                                    112,000         255,000
       Accrued liabilities                         231,000         (39,000)
                                                ----------      ----------
     Net cash provided by
      operating activities                         413,000         414,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment              (621,000)       (604,000)
 Proceeds from sale of property
   and equipment                                    18,000          10,000
                                                ----------      ----------
     Net cash used in
      investing activities                        (603,000)       (594,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line-of-credit                    1,180,000         710,000
 Repayments on line-of-credit                   (1,165,000)       (580,000)
                                                ----------      ----------
     Net cash provided by
      financing activities                          15,000         130,000

NET INCREASE (DECREASE) IN CASH                   (175,000)        (50,000)

CASH, BEGINNING OF PERIOD                          416,000         325,000
                                                ----------      ----------

CASH, END OF PERIOD                             $  241,000      $  275,000
                                                ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                         $   12,000      $   12,000
                                                ==========      ==========

 Seismic data received for working
  interest in producing properties              $     -         $     -
                                                ==========      ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

1.  GENERAL:
    -------

    Pursuant to rules and regulations of the Securities and Exchange Commission, the Company has elected to omit substantially all the disclosures normally included in financial statements prepared under generally accepted accounting principles. Readers of these financial statements should refer to the Company's Form 10-SB filed for the year ended March 31, 1996, for additional disclosures.

    The Company's balance sheet as of September 30, 1996, and the statement of operations for the three and six months ended September 30, 1995 and 1996 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


2.  CONTINGENCIES:
    -------------

    LITIGATION - The Company is currently involved in a lawsuit entitled COLUMBIA NATURAL RESOURCES, INC. (COLUMBIA) V. TATUM PETROLEUM CORPORATION, ET AL. in the United States District Court for the Northern District of Ohio. The action involves claims by Columbia that various leases were improperly acquired, that its rights were defeated, and that the various defendants conspired to defraud them. Likewise, the defendants, including the Company, have asserted a counterclaim against Columbia for damages. The case and claims of Columbia had originally been dismissed, but on appeal to the United States Court of Appeals the decision was reversed and remanded for further proceedings. The prayer for relief in the second amended complaint seeks an accounting, recovery of actual and punitive damages, and RICO-enhanced damages, which if successfully asserted against the Company would be substantial, and most likely would impair the Company's ability to continue operations. The prayer of the counterclaim by the Company and others also seeks significant damages against Columbia. If these actions are litigated, an estimate of loss to the Company if it is unsuccessful in its defense, or an estimate of possible gain if it is successful in its counterclaim, cannot be made. It is the belief of counsel that a reasonable chance exists for summary judgment on the complaint of Columbia, and a dismissal of same, given that the same Court previously had dismissed the complaint of Columbia, and the legal defenses available to the Company are supported by sufficient and demonstrable evidence.

    Subsequent to September 30, 1996, the Company has entered into settlement negotiations with Columbia in order, among other things, to avoid additional costs of continued litigation. A tentative understanding has been reached, however, a signed release by both parties has not yet been formalized, but in the opinion of the Company's counsel the likelihood of consummating the settlement

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

    is excellent. Based on this understanding, the Company has accrued the net present value of the proposed settlement as of September 30, 1996, which is $34,000 per month to be paid over eighteen months commencing at the execution of an agreement. If the parties are unable to formalize a settlement based upon the terms of the proposed agreement, the Company intends to aggressively pursue its counterclaim and vigorously defend itself against Columbia's action.

    BANKRUPTCY SETTLEMENT - In October 1996, the Company received from a prior affiliate of Columbia a bankruptcy settlement of approximately $467,000 which was recorded as a receivable, as such amount was agreed to prior to September 30, 1996.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS
       ----------------------------------------------------------


THIS REGISTRATION STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THIS SECTION AND UNDER "DESCRIPTION OF BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS" AND "PROPERTIES." ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995
---------------------------------------------------------------------------

RESULTS OF OPERATIONS - The Company had net income for the three and six-month periods ended September 30, 1996 of $14,000 and $108,000 compared to $178,000 and $232,000 for the three and six-month periods ended September 30, 1995. This decrease in net income was primarily a result of increased exploration costs along with a reduction of income from sale of working interest and the accrual for a proposed settlement of a litigation contingency.

REVENUES - Oil and gas sales for the six-month periods ended September 30, 1996 totaled $1,425,000 compared to approximated revenues of $1,425,000 for the six-month periods ended September 30, 1995. Oil production decreased from 16,625 barrels to 15,700 barrels for a net decrease of 925 barrels or 5.6% for the six months ended September 30, 1996. Gas production increased from 508,297 MCFs to 526,204 MCFs for a net increase of 17,907 MCFs or 3.5% for the six months ended September 30, 1996. These changes in revenue and fluctuations in production have resulted in virtually no difference in total revenue for the two periods presented. Revenues for the three-month periods ended September 30, 1996 and 1995 were $725,000 and $745,000, respectively.

Drilling arrangement income decreased from $55,000 and $76,000 for the three and six-month periods ended September 30, 1995, to $8,000 and $15,000 for the three and six-month periods ended September 30, 1996, a reduction of 80%. This decrease is a result of the Company retaining more working interest in the new wells being drilled.

Management fee income increased from $29,000 and $47,000 for the three and six-month periods ended September 30, 1995, to $37,000 and $70,000 for the three and six-month periods ended September 30, 1996. The increase in revenue is a result of the Company managing additional wells that were brought into production during the current period.

COSTS AND EXPENSES
------------------

Oil and gas production costs for the three and six-month periods ended September 30, 1996 totaled $141,000 and $253,000 for a 12.4% and 6.8%
increase over the three and six-month periods ended September 30, 1995 costs of $132,000 and $225,000. The increased costs were primarily a result of hiring an additional employee in the field along with salary increases.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


General and administrative expenses totaled $172,000 and $305,000 for the three and six-month periods ended September 30, 1996 as compared to $147,000 and $280,000 for the three and six-month periods ended September 30, 1995 for a total increase of 17.0% and 8.9%. This increase was due to additional legal fees incurred in connection with the Company's lawsuit with Columbia Gas along with salary increases.

Depreciation, depletion and amortization costs for the current three and six-month periods totaled $109,000 and $218,000 for an increase of $34,000 and $69,000 over the three and six-month periods ended September 30, 1995 costs of $75,000 and $149,000. This increase is consistent with an increase in the depreciable assets owned by the Company, as well as adjustments to depletion rates based on year end reserve quantities.

Exploration costs and dry hole costs increased a total of 6.2% from $101,000 and $319,000 for three and six-month periods ended September 30, 1995 to $84,000 and $339,000 for the three and six-month periods ended September 30, 1996. The Company's approach to exploration has not changed significantly from the prior period.

The Company accrued approximately $566,000 for a proposed settlement of certain litigation, and has also realized a gain of $467,000 in a bankruptcy settlement of a company previously affiliated with the company involved in the current litigation. These legal actions have resulted in a net expense of $99,000 for the three and six-month periods ended September 30, 1996.

OTHER INCOME (LOSS)
-------------------

Other income (loss) for the three and six-month periods ended September 30, 1996, was a loss of $38,000 and $35,000, a decrease of $53,000 and $52,000 from the three and six-month periods ended September 30, 1995 revenues of $15,000 and $17,000. This decrease was due to the loss realized during the current period on the plugging of one well which was not fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six-month period ended September 30, 1996, the Company experienced a decrease in working capital deficiency from $(411,000) at March 31, 1996 to $(239,000) in the current period. This increase in working capital of $172,000 was due to the increase in receivables, resulting from lower gas prices which averaged 44% less than the March 1996 prices offset by a legal settlement of $467,000, which was previously not recorded until realization for assured. Cash as of September 30, 1996 was $241,000, a $175,000 decrease from March 31, 1996. This was due to increased drilling activity and purchase of inventory pipe to take advantage of low prices. Cash provided by operations was $413,000 at September 30, 1996 which is in line with the $414,000 at September 30, 1995. However, management anticipates increased natural gas prices during the second half of fiscal year 1997 to bring the annualized September 1996 numbers closer in line with the March 31, 1996 cash provided by operations numbers.

The Company used it's line-of-credit along with advances from industry investors to facilitate the drilling of 13 wells during the six months ended September 30, 1996. Four of these wells were dry holes. Of the nine commercial wells, the Company retained an average of 49.3% working interest.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


The Company anticipates continuing the sale of working interest to industry related investors and bank borrowings to facilitate its working capital needs and its drilling activities for the remainder of the fiscal year.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



                       PART II - OTHER INFORMATION


ITEM NO. 1 - LEGAL PROCEEDINGS
             -----------------

The lawsuit entitled COLUMBIA NATURAL RESOURCES, INC. V. TATUM PETROLEUM CORPORATION, ET AL, assigned Case No. 5:93-CV-0234 in the United States District Court for the Northern District of Ohio was originally commenced on February 3, 1993. The plaintiff is Columbia Natural Resources, Inc., and the defendants are Zachary Tatum, Tatum Petroleum Corporation, Strata Exploration, Inc., Tatum Petroleum Ohio, Inc. and Shannon Tatum.

In its complaint, Columbia Natural Resources ("Columbia") claims that various leases were improperly acquired, that its lease rights were defeated as a result, and that various defendants conspired to defraud the plaintiff. In particular, the plaintiff alleges that the defendants breached contractual duties reportedly arising under three farmount agreements and, further, allegedly used fraudulent means to conceal the alleged breaches of contract. The plaintiff has requested damages in excess of ten million dollars and an award of punitive and treble damages, with attorney's fees.

In this same case, the defendants, including Tatum Petroleum Corporation, have asserted a counterclaim against Columbia Natural Resources for damages. The counterclaim alleges claims for abuse of process, slander of title to real property, tortious interference with business and contractual relations, and fraud and extortion, among others. The counterclaim seeks damages in excess of ten million dollars, together with a treble and punitive damage award, and the recovery of attorney's fees.

The litigation pending in the Holmes County, Ohio Common Pleas Court entitled YODER V. STOCKER & SITLER OIL CO., ET AL., being Case No. 44-14987, involves a third-party complaint filed by Columbia Natural Resources against Tatum Petroleum Corporation and others for indemnity, which was first commenced on May 29, 1991. This case originally involved an action by landowners to cancel a lease, and after trial the landowners prevailed and obtained judgment against Columbia Natural Resources and Stocker & Sitler, which was appealed but eventually settled. The third-party action is between third-party plaintiff, Columbia Natural Resources, Inc., and third-party defendants Tatum Petroleum Corporation, Strata Exploration, Inc. and Tatum Petroleum Ohio, Inc.

In the third-party complaint, Columbia Natural Resources alleges that the third-party defendants breached contractual duties reportedly arising under a farmout agreement and, further, the third-party defendant, Tatum Petroleum Corporation, in producing a breach of the farmout agreement which created the landowners claim against third-party plaintiff. On that basis, the third-party complaint seeks indemnity for the amount paid in settlement to the landowners, together with attorney's fees.

In connection with the third-party action pending in the Holmes County, Ohio Common Pleas Court litigation, the third-party defendants have filed a counterclaim. In their counterclaim, the third-party defendants, including Tatum Petroleum Corporation, seek the recovery of damages for abuse of process, tortious interference with business dealings and relationships and deceptive trade practices, among others, and the counterclaim seeks damages in excess of $25,000, punitive damages and attorney's fees.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


In the YODER V. STOCKER & SITLER OIL COMPANY, ET AL. Case a Holmes County, Ohio Common Please Court jury held in favor of the plaintiff landowners for $300,000 on compensatory damages and, further, ruled that the plaintiffs were entitled to punitive damages against the defendants, Stocker & Sitler and Columbia Natural Resources, Inc. That verdict was entered on March 18, 1994. Thereafter, on May 6, 1994 the court awarded the plaintiffs the sum of $600,000 in punitive damages against the defendants. The court of appeals reversed the punitive damage award, and during the course of further appeal, the parties reportedly reached a settlement for a lump sum of approximately $600,000,and Columbia Natural Resources claims that it incurred an additional sum of approximately $600,000 in attorney's fees and expenses relating to the landowners' claims.

The Company is unable to predict the outcome of the above-referenced litigation. However, subsequent to September 30, 1996, the Company has entered into settlement negotiations with Columbia in order, among other things, to avoid additional costs of continued litigation. A tentative understanding has been reached, however, a signed release by all parties has not yet been formalized, but in the opinion of the Company's counsel the likelihood of consummating the settlement is excellent. Based on this understanding, the Company has accrued the net present value of the proposed settlement as of September 30, 1996, which is $34,000 per month to be paid over eighteen months commencing at the execution of an agreement. If the settlement is formalized the above cases will be resolved, at least as they relate to the Company. If the parties are unable to formalize a settlement based upon the terms of the proposed agreement, the Company intends to aggressively pursue its counterclaim and vigorously defend itself against these actions.

ITEM NO. 2 - CHANGES IN SECURITIES
             ---------------------

None

ITEM NO. 3 - DEFAULTS UPON SENIOR SECURITIES
             -------------------------------

None

ITEM NO. 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS
             ----------------------------------------------------

None

ITEM NO. 5 - OTHER INFORMATION
             -----------------

None

ITEM NO. 6 - EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

None

                               SIGNATURES
                               ----------


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




TATUM PETROLEUM CORPORATION



/s/ ZACHARY T. TATUM
--------------------------------
Zachary T. Tatum, President,
  Chief Executive Officer, Principal
  Financial and Accounting Officer



/s/ LORI POWELL
--------------------------------
Lori Powell, Controller and Treasurer



Date:  April 2, 1997