Form 10QSB
period 1996-12-31
TATUM PETROLEUM CORP
filed 1997-05-27
CIK 766624

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



                             FORM 10-Q SB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996
                                   -------------------

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from N/A  to N/A
                                   -----   -----

                       Commission File No. 0-14788

                       TATUM PETROLEUM CORPORATION
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


     Delaware                                    33-0117736
------------------------------    --------------------------------------
State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization

     667-E Lakeview Plaza Boulevard,              Worthington, OH  43085
     ---------------------------------------      ----------------------
     (Address of Principal Executive Offices)          (Zip Code)


    Registrant's telephone number, including area code (614) 888-3637
                                                       -------------


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

Page 1 of 10 pages.

                       TATUM PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q SB
                            DECEMBER 31, 1996


                                                                 PAGE NO.
PART I

FINANCIAL STATEMENTS

     a.   BALANCE SHEETS - March 31, 1996 and
          December 31, 1996 (Unaudited)                              3

     b.   STATEMENTS OF OPERATIONS - For the Three Months
          and Nine Months Ended December 31, 1996
          and 1995 (Unaudited)                                       4

     c.   STATEMENTS OF CASH FLOWS -  For the Nine Months
          Ended December 31, 1996 and 1995 (Unaudited)               5

     d.   NOTES TO THE FINANCIAL STATEMENTS                          6

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 7


PART II

     a.   OTHER INFORMATION                                          9
     b.   SIGNATURES                                                 10

                       TATUM PETROLEUM CORPORATION

                             BALANCE SHEETS


                                                 MARCH 31,      DECEMBER 31,
                                                   1996             1996
                                                 --------         --------
                                                                (Unaudited)
                                 ASSETS
                                 ------

CURRENT ASSETS:
 Cash                                           $  416,000       $  242,000
 Receivables:
    Oil and gas                                    642,000          519,000
    Joint interest owners                           42,000          101,000
    Other                                                -                -
 Inventory                                          19,000          131,000
                                                ----------       ----------
     Total current assets                        1,119,000          993,000


PROPERTY AND EQUIPMENT, at cost:
 Oil and gas producing properties
    (using the successful efforts method
    of accounting):
     Proved                                      6,135,000        6,911,000
     Unproved                                      475,000          584,000
 Other equipment                                   132,000          162,000
                                                ----------       ----------
                                                 6,742,000        7,657,000
 Less accumulated depreciation,
    depletion, amortization and
    impairment                                  (3,464,000)      (3,775,000)
                                                ----------       ----------

                                                 3,278,000        3,882,000

OTHER ASSETS                                        20,000           17,000
                                                ----------       ----------

TOTAL ASSETS                                    $4,417,000       $4,892,000
                                                ==========       ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
 Note payable                                   $  360,000       $  400,000
 Accounts payable                                  230,000          229,000
 Revenue and ad valorem taxes payable              515,000          485,000
 Advances from working interest owners             322,000          129,000
 Accrued liabilities                                83,000          280,000
 Income tax payable                                 20,000                -
                                                ----------       ----------
     Total current liabilities                   1,530,000        1,523,000

DEFERRED TAX LIABILITY                             280,000          350,000

ACCRUED LITIGATION SETTLEMENT                            -          293,000

COMMITMENT AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
    15,000,000 shares, 10,418,855 shares
    issued and outstanding                         104,000          104,000
 Additional paid-in capital                      4,877,000        4,877,000
 Accumulated deficit                            (2,374,000)      (2,255,000)
                                                ----------       ----------
     Total stockholders' equity                  2,607,000        2,726,000
                                                ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $4,417,000       $4,892,000
                                                ==========       ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS
                               (Unaudited)


                                  FOR THE THREE            FOR THE NINE
                                  MONTHS ENDED             MONTHS ENDED
                                  DECEMBER 31,             DECEMBER 31,
                               --------------------     --------------------
                                 1996        1995         1996        1995
                                 ----        ----         ----        ----
NET REVENUES:
 Oil and gas sales           $  635,000  $  691,000   $2,062,000  $2,116,000
 Drilling arrangement income      6,000      11,000       21,000      87,000
 Operating fees                  40,000      28,000      109,000      75,000
                             ----------  ----------   ----------  ----------
                                681,000     730,000    2,192,000   2,278,000

COSTS AND EXPENSES:
 Oil and gas production costs   148,000     161,000      396,000     387,000
 General and administrative
  expenses                      233,000     165,000      538,000     445,000
 Depreciation, depletion
  and amortization              112,000      98,000      331,000     247,000
 Exploration costs               85,000      71,000      429,000     390,000
 Dry hole costs                  71,000       2,000      159,000     220,000
 Legal settlements, net               -           -       99,000           -
                             ----------  ----------   ----------  ----------
                                649,000     497,000    1,952,000   1,689,000
                             ----------  ----------   ----------  ----------

OTHER INCOME (EXPENSE)          (17,000)     38,000      (52,000)     56,000
                             ----------  ----------   ----------  ----------

INCOME BEFORE INCOME TAXES       15,000     271,000      188,000     645,000
                             ----------  ----------   ----------  ----------


INCOME TAX EXPENSE:
 Current                                                       -           -
 Deferred                        (5,000)   (103,000)     (70,000)   (245,000)
                             ----------  ----------   ----------  ----------
                                 (5,000)   (103,000)     (70,000)   (245,000)
                             ----------  ----------   ----------  ----------

NET INCOME                   $   10,000  $  168,000   $  118,000  $  400,000
                             ==========  ==========   ==========  ==========

NET INCOME PER SHARE         $        -  $      .02   $      .01  $      .04
                             ==========  ==========   ==========  ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                 10,418,855  10,418,855   10,418,855  10,418,855
                             ==========  ==========   ==========  ==========



          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        FOR THE NINE
                                                        MONTHS ENDED
                                                        DECEMBER 31,
                                                    1996            1995
                                                  --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  118,000       $  400,000
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation, depletion and
      amortization                                 331,000          247,000
     Deferred income taxes                          70,000          245,000
     (Gain) loss on disposal of equipment
      and settlements                               99,000         (219,000)
     Changes in operating assets and
      liabilities:
       Receivables                                  64,000         (288,000)
       Inventory                                  (112,000)           9,000
       Prepaid expenses and other                    3,000          (33,000)
       Payables                                     (1,000)         583,000
       Accrued liabilities                         149,000          (37,000)
                                                ----------       ----------
     Net cash provided by operating
      activities                                   721,000          907,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment              (935,000)        (807,000)
 Proceeds from sale of property and
  equipment                                              -                -
                                                ----------       ----------
     Net cash used in investing
      activities                                  (935,000)        (807,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line-of-credit                    1,780,000          880,000
 Repayments on line-of-credit                   (1,740,000)      (1,060,000)
                                                ----------       ----------
     Net cash provided by financing
      activities                                    40,000         (180,000)

NET INCREASE (DECREASE) IN CASH                   (174,000)         (80,000)

CASH, beginning of period                          416,000          325,000
                                                ----------       ----------

CASH, end of period                             $  242,000       $  245,000
                                                ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                         $   19,000       $   13,000
                                                ==========       ==========
 Cash paid for income taxes                     $   33,000       $    1,000
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

    The Company's balance sheet as of December 31, 1996, and the statement of operations for the three and nine months ended December 31, 1995 and 1996 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


2.  CONTINGENCIES:
    -------------

    In August 1996 the Company settled a dispute with a purchaser of its gas whereby it received $447,687.50.

    Subsequent to December 31, 1996, the Company settled certain litigation with a company which was formally related to the previously mentioned gas purchaser. The settlement stipulates a payment of $34,000 per month to be paid over eighteen months commencing May 1st 1997.

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

THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995
-------------------------------------------------------------------------

RESULTS OF OPERATIONS - The Company had net income for the three and nine-month periods ended December 31, 1996 of $10,000 and $118,000 compared to $168,000 and $400,000 for the three and nine-month periods ended December 31, 1995. This decrease in net income was primarily a result of increased exploration costs along with a reduction of income from sale of working interest and the accrual for a proposed settlement of a litigation contingency.

REVENUES - Oil and gas sales for the nine-month period ended December 31, 1996 totaled $2,062,000 compared to approximated revenues of $2,116,000 for the nine-month period ended December 31, 1995. Oil production decreased from 25,973 barrels to 22,162 barrels for a net decrease of 3,811 barrels or 15.7% for the nine months ended December 31, 1996. Gas production decreased from 794,187 MCFs to 751,764 MCFs for a net decrease of 42,423 MCFs or 5.3% for the nine months ended December 31, 1996. These changes in revenue and fluctuations in production have resulted in a total decrease in revenue of 2.6%. Revenues for the three-month periods ended December 31, 1996 and 1995 were $635,000 and $691,000, respectively.

Drilling arrangement income decreased from $11,000 and $87,000 for the three and nine-month periods ended December 31, 1995, to $6,000 and $21,000 for the three and nine-month periods ended December 31, 1996, a reduction of 75.9%. This decrease is a result of the Company retaining more working interest in the new wells being drilled.

Management fee income increased from $28,000 and $75,000 for the three and nine-month periods ended December 31, 1995, to $40,000 and $109,000 for the three and nine-month periods ended December 31, 1996. The increase in revenue is a result of the Company managing additional wells that were brought into production during the current period.

COSTS AND EXPENSES
------------------

Oil and gas production costs for the three and nine-month periods ended December 31, 1996 totaled $148,000 and $396,000 in comparison with the three and nine-month periods ended December 31, 1995 costs of $161,000 and $387,000. The increased costs were primarily a result of additional wells that were brought into production during the current period.

General and administrative expenses totaled $233,000 and $538,000 for the three and nine-month periods ended December 31, 1996 as compared to $165,000 and $445,000 for the three and nine-month periods ended December 31, 1995 for a total increase of 41.2% and 20.9%. This increase was due to additional legal fees incurred in connection with the Company's lawsuit with Columbia Gas, additional fees associated with returning

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

to reporting status with the S.E.C., along with salary increases.

Depreciation, depletion and amortization costs for the current three and nine-month periods totaled $112,000 and $331,000 for an increase of $14,000 and $84,000 over the three and nine-month periods ended December 31, 1995 costs of $98,000 and $247,000. This increase is consistent with an increase in the depreciable assets owned by the Company, as well as adjustments to depletion rates based on year end reserve quantities.

Exploration costs and dry hole costs decreased a total of 3.6% from $73,000 and $610,000 for three and nine-month periods ended December 31, 1995 to $156,000 and $588,000 for the three and nine-month periods ended December 31, 1996. The Company's approach to exploration has not changed significantly from the prior period.

The Company accrued approximately $566,000 for a proposed settlement of certain litigation, and has also realized a gain of $467,000 in a bankruptcy settlement of a company previously affiliated with the company involved in the current litigation. These legal actions have resulted in a net expense of $99,000 for the nine-month period ended December 31, 1996.

OTHER INCOME (LOSS)
-------------------

Other income (loss) for the three and nine-month periods ended December 31, 1996, was a loss of $17,000 and $52,000, a decrease of $55,000 and $108,000 from the three and nine-month periods ended December 31, 1995 revenues of $38,000 and $56,000. This decrease was due to the loss resulting from the accrued settlement proposal during the current period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine-month period ended December 31, 1996, the Company experienced an increase in working capital deficiency from $(411,000) at March 31, 1996 to $(530,000) in the current period. This decrease in working capital of $119,000 was primarily due to the accrual of the proposed settlement with Columbia Gas. Cash as of December 31, 1996 was $242,000, a $174,000 decrease from March 31, 1996. This was due to increased drilling activity and purchase of inventory pipe to take advantage of low prices. Cash provided by operations was $242,000 at December 31, 1996 which is in line with the $245,000 at December 31, 1995.

The Company used it's line-of-credit along with advances from industry investors to facilitate the drilling of 17 wells during the nine months ended December 31, 1996. Four of these wells were dry holes. Of the thirteen commercial wells, the Company retained an average of 56.1% working interest.

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

None.

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




TATUM PETROLEUM CORPORATION



/s/ ZACHARY T. TATUM
------------------------------------
Zachary T. Tatum, President,
  Chief Executive Officer, Principal
  Financial and Accounting Officer



/s/ LORI POWELL
-------------------------------------
Lori Powell, Controller and Treasurer



Date:  May 8, 1997