Form 10KSB40
period 1997-03-31
TATUM PETROLEUM CORP
filed 1997-07-14
CIK 766624

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
            March 31 1997
          -----------------

[    ]    Transition report under Section 12 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to ____________

COMMISSION FILE NUMBER:  0-14788
                         -------

                       TATUM PETROLEUM CORPORATION
              ---------------------------------------------
             (Name of small business issuer in its charter)

          Delaware                                        33-0117736
-------------------------------                      -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    667-E Lakeview Plaza Boulevard
                        Worthington, OH  43085
                    -------------------------------
          (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (614) 888-3637
                          ----------------

Securities to be registered under Section 12(b) of the Act:  None
                                                           ------

Securities registered under Section 12(g) of the Act:
  Common Stock, $.01 par value
------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes  X     No
                                   -----     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-b contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: ($1,033,000)

Aggregate market value of voting stock held by non-affiliates as of June 30, 1997: There currently is no market for the Registrant's Common Stock.

Shares of Common Stock, $.01 par value, outstanding as of June 30, 1997:
10,418,855

Documents incorporated by reference: none

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

     Tatum Petroleum Corporation, (the "Registrant" or "Company") was incorporated under the laws of Delaware on July 10, 1985 and became actively engaged in the exploration for and acquisition, development and production of oil and gas upon the acquisition of its predecessor entities, Tatum Petroleum Corporation, a California corporation ("Tatum of California") incorporated November 28, 1984, and Power Ventures, Inc., a Colorado corporation (and its wholly-owned subsidiary, Midnight Oil Company, a Colorado corporation) on June 30, 1986. The Company concentrates its activities in areas in which it has accumulated detailed geographical knowledge and developed management experience. The Registrant's oil and gas operations are currently located in California and Ohio in which the Company owns varying interests in 104 producing wells with oil constituting 25% of current production and natural gas constituting 75% of current production (assuming 6 MCF of gas produced equals one barrel of oil production).

     The Registrant investigates potential opportunities to develop, drill and/or participate in the development of new oil and gas properties throughout the Midwest region of the United States. Its current activities on a yearly basis include identifying and drilling from 15 to 25 oil and gas properties on its own behalf or with partners on an equally promoted basis. It is likely that any significant expenditures required of the Registrant in connection with the future expansion of its oil and gas activities will require additional funding from outside sources in the form of debt or equity. There can be no assurance such funding is or will be available to the Registrant for this purpose.

     From 1986 to 1991, the Registrant's class of common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (No. 0-14788). In 1991, the Registrant de-registered its securities under the Securities Exchange Act of 1934 in an effort to lower general overhead expenses. The Board of Directors has elected to re-register its shares under the Securities Exchange Act of 1934 in an effort to create a trading market for its shares and provide a possible source for future funding activities if a market should develop. No trading market currently exists for the Registrant's common stock.

     The Registrant's corporate offices are located at 667-E Lakeview Plaza Boulevard, Worthington, OH 43085. Its telephone number at that address is
(614) 888-3637.

BUSINESS STRATEGY

     The Company's growth strategy is to increase its annualized cash flow and oil and gas reserves by drilling and completing, on its own behalf and with others, from 15 to 25 oil and gas prospects per year. The Company will develop these prospects each year with a view to taking advantage of industry advances in seismic and drilling technologies and management's experience primarily in Ohio. Of the projected new prospects, between two
(2) and five (5) each year will be intended as higher potential, higher risk prospects. As indicated above, the

Company intends to market its prospects on a basis that will allow the Company to be able to control its risks on each of these prospects.

OPERATIONS

     As of March 31, 1997, the Company was serving as operator for all of the Company's producing wells and receives a management fee for each well from the working interest owners. The Company believes that, as operator, it is in a better position to control costs, safety and timeliness of work as well as other critical factors affecting the economics of a well or property. The Company presently operates wells which represent virtually 100% of the Company's proved reserves.

CUSTOMERS AND MARKETS

     Three purchasers each represent in excess of 10% of the Registrant's total oil and gas revenue for the fiscal years ended March 31, 1997 and 1996. These purchasers are Quaker State, Energy Marketing Services, Inc. and East Ohio Gas Company. Prices of Registrant's gas are generally set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.

     Oil produced from the Registrant's wells is sold and gathered by Quaker State. The Registrant transports a portion of its gas production with SOL Ltd., an affiliated entity, over a gas gathering system and a pipeline owned by that entity that connects to the East Ohio Gas Co. and Columbia Gas Transmission Corp. pipelines. During the fiscal years ended March 31, 1997 and 1996 the Registrant paid approximately $167,000 and $226,000 in gathering fees and $44,000 and $56,000 in compression fees, respectively, for the Company's share of the gas transported over these lines to SOL Ltd.

     The Registrant's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year may affect the Registrant's access to its oil and gas properties and its ability to drill oil and gas wells. The impact of inflation on the Company's activities is minimal. While gas prices have historically fluctuated between winter and summer seasons, changes in the market during the last few years have made such fluctuations unpredictable. For instance, because local gas utilities around the country need to refill their gas storage facilities in the summer, prices may be higher during spring or summer months than during subsequent winter months when temperatures are warmer than normal.

GAS CONTRACTS

     The Registrant sells substantially all of its natural gas pursuant to four (4) separate gas purchase agreements with Energy Marketing Services, Inc. and East Ohio Gas Company, both Ohio corporations. The agreement with Energy Marketing Services, Inc. accounts for approximately 38% of the Company's production sales with prices based on the spot market price for gas. This agreement expires in January 1998. The Company's remaining natural gas is sold to East Ohio Gas Company pursuant to three (3) separate agreements at prices ranging from $2.25 to $2.70 per MCF. The first two
(2) agreements account for 56% of the Company's natural gas sales and expire in April 1997. The third agreement with East Ohio Gas Company accounts for 6% of the Company's gas sales and is based on a spot market price. This third agreement expires in May 1997.

COMPETITION

     The Company competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties that the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy. The Company does not hold a significant competitive position in the oil and gas industry.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     GENERAL

     The Company's exploration and marketing operations are regulated extensively at the federal, state and local levels. Gas and oil exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, hydrocarbon-producing states have statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect the Company's operations and limit the quantity of hydrocarbons the Company may produce and sell. Other regulated matters include marketing, pricing, transportation, and valuation of royalty payments.

     At the U.S. federal level, the Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes sales by the Company of its own production. As a result, all sales of the Company's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract.

     The Company's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. The Company believes that these changes have generally improved the Company's access to transportation and have enhanced the marketability of its natural gas production. To date, the Company has not experienced any material adverse effect on gas marketing as a result of these FERC orders; however, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on its future gas marketing.

     The Company also is subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     ENVIRONMENTAL REGULATIONS

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the operations and costs of the Company. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     STATE REGULATION OF OIL AND GAS PRODUCTION

     State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company owns and operates properties have statutes, rules or regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishing of maximum rates of production from oil and gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties. Some states have enacted statutes prescribing ceiling prices for gas sold within their state. The Company's Ohio production is not currently subject to price regulation. However, the Company is unable to predict whether production rate limitations or price regulations may be imposed in the future.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Company believes that titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

OFFICE AND OPERATIONS FACILITIES

     The Company's corporate offices are located in Worthington, Ohio which it leases pursuant to a lease which expires in May 1998. Minimum future lease payments under the non-cancelable lease for the years ending March 31, 1998 and 1999 are $18,000 and $3,000, respectively, for a total of $21,000. Total rental expense charged to operations was $18,000 and $16,400 for the years ended 1997 and 1996, respectively.

     The Company believes its office space is sufficient for the foreseeable future.

LEGAL PROCEEDINGS

     The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its property is subject except as set forth in Part II of this Registration Statement.

EMPLOYEES

     At March 31, 1997, the Company and its subsidiaries employed 7 full time persons. Four (4) of the Registrant's employees are responsible for field operations.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves, as estimated by consulting independent petroleum engineers, all of which are located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis discounted by 10 percent per year as of the last two fiscal years ending March 31, 1997 and 1996. Reserve estimates are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors outside the Company's control.

                                                  Year Ended
                                                   March 31,
                                           ------------------------
                                           1997                1996
 Estimated Proved Gas Reserves
   (MCF)                                 4,365,000           3,212,000
 Estimated Proved Oil Reserves
   (Bbls)                                  134,000              97,000
 Present Value of Future Net
   Revenues (before future
   income tax expense)                      $8,594             $13,345

     Reference should be made to Supplemental Oil and Gas Information on pages F-11 - F-13 of this Registration Statement for additional information pertaining to the Company's proved oil and gas reserves. During fiscal 1997 the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth the Company's net oil and gas production for the last two fiscal years.

                                                  Year Ended
                                                   March 31,
                                           ------------------------
                                           1997                1996

 Natural Gas (MCF)                         972,000           1,039,000
 Crude Oil & Condensate (Bbls)              30,000              35,000

AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil and gas produced, including production taxes, for the last two fiscal years. For purposes of calculating production cost per equivalent MCF, barrels of oil have been converted at a ratio of six MCF of gas for each barrel of oil:

                                                  Year Ended
                                                   March 31,
                                            ------------------------
                                            1997                1996
 Average Sales Price
   Gas (per MCF)                             $2.18               $2.50
   Oil (per Bbl)                            $20.00              $17.00
 Average Production Cost Per
   Equivalent MCF                            $0.47               $0.39

PRODUCING WELLS AND DEVELOPMENT ACREAGE

     The following table sets forth, as of March 31, 1997, the approximate number of gross and net producing oil and gas wells and their related developed acres owned by the Registrant. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

               PRODUCING WELLS               DEVELOPED ACRES
     -----------------------------------     ---------------
           OIL                 GAS            GROSS     NET
     ----------------     --------------      -----     ---
     GROSS       NET      GROSS     NET
      24        20.42      80      56.05     12,278    8,254

UNDEVELOPED ACREAGE

     At March 31, 1997, the Registrant held undeveloped acreage as set forth below:


                                    UNDEVELOPED ACRES
                                  ----------------------
     LOCATION                     GROSS           NET
     Ohio                         11,947         11,947


     The following table sets forth the expiration dates of the gross and net acres subject to its oil and gas leases summarized in the table of undeveloped acreage.

                                                    ACRES EXPIRING
                                                 --------------------
                                                 GROSS            NET
     Twelve Months Ending:
     March 31, 1998                               1,952          1,952
     March 31, 1999                               2,696          2,696
     March 31, 2000                               2,046          2,046
     March 31, 2001 and later                     5,253          5,253


DRILLING ACTIVITIES

     The Company's drilling activities for the years ended March 31, 1997 and 1996 are set forth below:

                                     MARCH 31,            MARCH 31,
                                       1997                 1996
                                  ----------------     ----------------
                                  GROSS        NET     GROSS       NET
     Exploratory:
         Productive                   2       1.17         0         0
         Dry                          3       2.00         2      1.47

     Development:
         Productive                  12       6.55        14      8.45
         Dry                          2       1.13         2      1.50

     The Company's drilling activities are conducted on a contract basis with independent drilling contractors.

                                 PART II


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     The Company is not engaged in any material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
--------------------------------------------------------------

     Not applicable.

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
------------------------------------------------------------------------
AND OTHER SHAREHOLDER MATTERS.
-----------------------------

     (a)  MARKET INFORMATION.

     There is no public market for the Registrant's shares of common stock. To date, the Registrants common stock is traded only sporadically in the over-the-counter market. To the Registrant's knowledge, such transactions when, and if, they occur have been isolated agency trades, or inter-dealer transactions, neither of which represent the existence of a customary trading market.

     (b)  HOLDERS.

     The number of record holders of the Registrant's common stock on March 31, 1997 was approximately 388.

     (c)  DIVIDENDS.

     The Registrant has never paid dividends with respect to its common stock and currently does not have any plans to pay cash dividends in the future as it intends to retain future earnings to finance the growth of the business. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Registrant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS.
------------------------------------------------------------------

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

YEAR ENDED MARCH 31, 1997 VS. 1996
----------------------------------


RESULTS OF OPERATIONS
---------------------

     The Company had net loss from operations for the year ended March 31, 1997 totaling ($1,033,000) or ($.10) per share of common stock, compared to net income of $476,000 or $.05 per share for the prior year. The decrease in net income was primarily a result of impairment and depletion expenses recognized in the current year. These costs were substantially higher due to the lower price of gas at year end which impacted the Company's analysis of reserves, thereby shortening the expected economic life of numerous wells.


REVENUES
--------

     Oil and gas sales for the current fiscal year totaled $2,754,000 compared to revenues of $3,083,000 for the prior fiscal year for a decrease of $329,000 or 10.7%. Oil production decreased from 34,615 barrels to 29,556 barrels for a net decrease of 5,059 barrels or 14.6%. Gas production for the current year totaled 971,826 MCFs compared to 1,039,039 MCFs for the prior year, a net decrease of 67,213 MCFs or 6.5%. The gas production decrease was primarily a result of one exceptional well, which accounted for 22% of this year's gas production, compared to 32% of the prior year production. The decrease in revenue is due to the return of lower gas prices at the current year end which are consistent with historical prices, compared to the unusually high gas prices at the prior year end.

     Drilling arrangement income for the current year totaled $37,000, a decrease of 61% (or $58,000) from prior year revenues of $95,000. This decrease was due to the decrease of outside investors participating in the current year drilling programs.

     Management fee income increased from $114,000 to $148,000, during the current fiscal year, for a 29.8% increase or $34,000. The increase in revenue is a result of the Company managing additional wells that were brought into production during the current fiscal year.


COSTS AND EXPENSES
------------------

     Oil and gas production costs for the current year totaled $543,000 for a 1.3% (or $7,000) increase over prior year costs of $536,000. There is virtually no difference for the two periods presented.

     General and administrative expenses totaled $803,000 for the current year as compared to $653,000 for the prior year for a total increase of 22.9%. Five percent of this increase was due to additional legal fees incurred with regard to the Company's settlement of lawsuits with Columbia Gas. Nine percent was due to salary increases caused by the hiring of an additional employee, and year end bonuses, while the remaining 8.9% was a combination of increased accounting fees, taxes and other expenses.

     Depreciation, depletion and amortization costs for the current year totaled $1,019,000 for an increase of $591,000 (or 138%) over prior year costs of $428,000. This increase was due to an increase in depreciable assets owned by the Company, and by revisions of reserve quantity estimates, primarily due to the decrease in the price of gas at year end.

     Impairment of oil and gas properties for the current fiscal year totaled $974,000 compared to $67,000 in the prior year, an increase of 1,354%. This increase is attributable to the lower price of gas at year end which impacted the Company's reserves, thereby shortening the economic life used by reserve analyses on numerous wells. Prices declined by more than 50% during the 4th quarter of the current year compared to the prior year end and the Company is doing more exploration in a new zone which has the potential to be very productive but involves more risk with a longer payout of investment. The Company is required by statement of Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (FAS
121) to analyze assets at the lowest level that cash flow can be determined. The Company generally only has one well in each field and thus cash flows were analyzed on a well-by-well basis. Some of the wells in this new zone were very productive and others were not. Under FAS 121, the positive cash flows from the productive wells cannot be used to offset other less productive wells. Thus, even though this new zone may prove to be very productive, the Company was still required to record the impairment.

     Exploration costs and dry hole costs decreased a total of 13.5% from $895,000 in the prior year to $774,000 during the current year. The Company's approach to exploration has not changed significantly from the prior year, however, dry hole costs decreased 38% from the prior year.


OTHER INCOME (EXPENSE)
----------------------

     Other income (expense) for the current year totaled ($40,000), a decrease of ($103,000) from prior year revenues of $63,000. This decrease was a result of cost in the current year to plug and abandon certain wells compared to a gain in the prior year on the sale of oil and gas properties.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the fiscal year ended March 31, 1997, the Company experienced a decrease in working capital from $(391,000) in the prior year to $(602,000) in the current year. This decrease of $211,000 was due in general to the recording of the lawsuit settlement. Cash as of March 31, 1997 was $227,000, a $189,000 decrease from the prior year of $416,000. This was primarily due to a decrease in cash provided by operations from $1,284,000 for the year ended March 31, 1996 compared to $1,147,000 for the year ended March 31, 1997. The Company also used $130,000 in the current year to repay the line of credit. Cash used in investing activities decreased $87,000 from the ($1,206,000) for the year ended March 31, 1997 compared to ($1,293,000) for the period ended March 31, 1996.

     The Company used it's line-of-credit along with outside investors to facilitate the drilling of 19 wells during fiscal year 1997. Five of these wells were dry holes. Of the 14 commercial wells, the Company retained an average of 55.17% working interest.

     The Company anticipates continuing the use of outside investors and bank borrowings to facilitate its working capital needs and its drilling activities for the next fiscal year.

ITEM 7. FINANCIAL STATEMENTS.
----------------------------

                                                                     PAGE
                                                                     ----


INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . .F-2

BALANCE SHEETS - March 31, 1997. . . . . . . . . . . . . . . . . . . .F-3

STATEMENTS OF OPERATIONS - For the Years Ended March 31, 1997
     and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - For the Period from
     April 1, 1995 to March 31, 1997 . . . . . . . . . . . . . . . . .F-5

STATEMENTS OF CASH FLOWS - For the Years Ended March 31, 1997
     and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-6

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .F-7

                      INDEPENDENT AUDITOR'S REPORT





The Board of Directors
Tatum Petroleum Corporation
Worthington, Ohio


We have audited the accompanying balance sheet of Tatum Petroleum Corporation as of March 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tatum Petroleum Corporation as of March 31, 1997, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP


Denver, Colorado
May 23, 1997

                       TATUM PETROLEUM CORPORATION

                              BALANCE SHEET
                             MARCH 31, 1997


                                 ASSETS
                                 ------

CURRENT ASSETS:
  Cash                                                     $  227,000
  Receivables:
    Oil and gas                                               326,000
    Joint interest owners                                      48,000
    Related party                                             124,000
  Inventory                                                    66,000
                                                           ----------
      Total current assets                                    791,000

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas producing properties (using the
    successful efforts method of accounting):
      Proved                                                7,111,000
      Unproved                                                546,000
  Other equipment                                             168,000
                                                           ----------
                                                            7,825,000
  Less accumulated depreciation, depletion,
    amortization and impairment                            (5,436,000)
                                                           ----------
                                                            2,389,000

OTHER ASSETS                                                   17,000
                                                           ----------

TOTAL ASSETS                                               $3,197,000
                                                           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
  Note payable                                             $  230,000
  Accounts payable                                            193,000
  Revenue and ad valorem taxes payable                        389,000
  Advances from working interest owners                       127,000
  Accrued liabilities                                          88,000
  Current taxes payable                                        30,000
  Settlement accrual - current                                336,000
                                                           ----------
      Total current liabilities                             1,393,000

ACCRUED SETTLEMENT                                            230,000

COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
  15,000,000 shares,
    10,418,855 shares issued and outstanding                  104,000
  Additional paid-in capital                                4,877,000
  Accumulated deficit                                      (3,407,000)
                                                           ----------
      Total stockholders' equity                            1,574,000
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $3,197,000
                                                           ==========



          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS



                                                         MARCH 31,
                                                 -------------------------
                                                   1997             1996
                                                 --------         --------
NET REVENUES:
 Oil and gas sales                              $2,754,000       $3,083,000
 Drilling arrangement income                        37,000           95,000
 Operating fees                                    148,000          114,000
                                                ----------       ----------
                                                 2,939,000        3,292,000

COSTS AND EXPENSES:
 Oil and gas production costs                      543,000          536,000
 General and administrative expenses               803,000          653,000
 Depreciation, depletion and amortization        1,019,000          428,000
 Impairment of oil and gas properties              974,000           67,000
 Exploration costs                                 552,000          587,000
 Dry hole costs                                    192,000          308,000
 Legal settlements, net                             99,000             -
                                                ----------       ----------
                                                 4,182,000        2,579,000
                                                ----------       ----------

OTHER INCOME (EXPENSE)                             (40,000)          63,000
                                                ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES               (1,283,000)         776,000
                                                ----------       ----------

INCOME TAX BENEFIT (EXPENSE):
 Current                                           (30,000)         (20,000)
 Deferred                                          280,000         (280,000)
                                                ----------       ----------
                                                   250,000         (300,000)
                                                ----------       ----------

NET INCOME (LOSS)                              $(1,033,000)      $  476,000
                                                ==========       ==========

NET INCOME (LOSS) PER SHARE                    $      (.10)      $      .05
                                                ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING             10,418,855       10,418,855
                                                ==========       ==========






          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM APRIL 1, 1995 THROUGH MARCH 31, 1997




                                COMMON STOCK         ADDITIONAL
                           ---------------------      PAID-IN    ACCUMULATED
                            SHARES       AMOUNT       CAPITAL      DEFICIT         TOTAL
                           --------     --------     ---------    ---------      --------
BALANCES, April 1, 1995   10,418,855   $  104,000   $4,877,000   $(2,850,000)   $2,131,000

 Net income                     -            -            -          476,000       476,000
                           ---------   ----------   ----------   -----------    ----------

BALANCES, March 31, 1996  10,418,855      104,000    4,877,000    (2,374,000)    2,607,000

 Net loss                       -            -            -       (1,033,000)   (1,033,000)
                          ----------   ----------   ----------   -----------    ----------

BALANCES, March 31, 1997  10,418,855   $  104,000   $4,877,000   $(3,407,000)   $1,574,000
                          ==========   ==========   ==========   ===========    ==========













          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS


                                                         MARCH 31,
                                                 -------------------------
                                                   1997             1996
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $(1,033,000)      $  476,000
 Adjustments to reconcile to net cash
    provided by operating activities:
     Depreciation, depletion and
      amortization                               1,019,000          428,000
     Impairment of oil and gas properties          974,000           67,000
     Deferred income taxes                        (280,000)         280,000
     (Gain) loss on disposal of equipment           44,000          (46,000)
     Loss of expired leases                         59,000             -
     Changes in operating assets and
      liabilities:
       Receivables                                 187,000         (317,000)
       Inventory                                   (47,000)          (9,000)
       Prepaid expenses and other                    2,000             -
       Payables                                   (360,000)         360,000
       Accrued liabilities                         582,000           45,000
                                                ----------       ----------
     Net cash provided by operating
      activities                                 1,147,000        1,284,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment            (1,224,000)      (1,370,000)
 Proceeds from sale of property and
  equipment                                         18,000           77,000
                                                ----------       ----------
     Net cash used in investing
      activities                                (1,206,000)      (1,293,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line-of-credit                    2,240,000        1,400,000
 Repayments on line-of-credit                   (2,370,000)      (1,300,000)
                                                ----------       ----------
     Net cash provided by (used in)
      financing activities                        (130,000)         100,000

NET INCREASE (DECREASE) IN CASH                   (189,000)          91,000

CASH, beginning of year                            416,000          325,000
                                                ----------       ----------

CASH, end of year                               $  227,000       $  416,000
                                                ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                         $   24,000       $   19,000
                                                ==========       ==========

 Cash paid for income taxes                     $   20,000       $     -
                                                ==========       ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------------------------------

    NATURE OF OPERATIONS - Tatum Petroleum Corporation (Tatum) was incorporated in 1984, as a Delaware corporation. The Company's principal operations include the acquisition, exploration and development of oil and gas properties.

    INVENTORY - Inventory represents oil field equipment recorded at the lower of cost or market, and valued using the specific identification method.

    OIL AND GAS PROPERTIES - The Company's investment in oil and gas properties is accounted for under the successful efforts method of accounting. Under this method all costs associated with property acquisition, successful exploratory wells and all developmental wells are capitalized. Items charged to expense include geological and geophysical costs, property carrying costs, costs of unsuccessful exploratory wells and oil and gas production costs. Oil and gas properties are assessed periodically by management of the Company to determine whether impairment has occurred. Capitalized costs of proved properties are amortized using the unit-of-production method on the basis of estimated proved oil and gas reserves. Costs of exploratory wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not greater than one year from completion of drilling. Gains on the sale of unproved properties and on drilling arrangement income are recognized on the cost recovery method whereby proceeds are first applied to recover all related property and drilling costs before any gain is recognized. In addition, for exploratory wells, a portion of the gain may be deferred to offset estimated future drilling costs on an interest retained in the related property. Income from drilling arrangements is recognized under the completed contract method.

    ENVIRONMENTAL COSTS - The Company believes that the cost to plug and abandon its wells will be offset by the salvage value of the equipment on those wells. Consequently, costs to plug and abandon wells are not accrued for over the live of the related wells.

    OTHER PROPERTY AND EQUIPMENT - Depreciation of other equipment is computed using the straight-line method over the estimated useful lives of the assets of three to five years. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements, replacements and major renewals are capitalized. Gains and losses from retirement or replacement of other property and equipment are included in operations.

    OPERATING FEES - As operator of oil and gas properties, the Company receives management fees from oil and gas partnerships for the service provided. These fees are recorded as income when earned.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



    ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

    The Company's provision for depreciation and depletion of capitalized costs of developed oil and gas properties is determined based upon the estimated quantities of proved oil and gas reserves. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

    As discussed in Note 2, the Company periodically evaluates the carrying value of its developed oil and gas properties for impairment by comparison to future net revenues for such properties.

    Based upon current prices and costs, prices for natural oil and gas have typically been volatile, therefore, estimates as to impairment are inherently more imprecise due to changing prices and other factors in the reserve estimation process.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values of financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. The Company's financial instruments consist of mainly of cash, accounts receivable, accounts payable, and the accrued litigation settlement. The Company believes that the fair value of its financial instruments approximate the book value, due to the short-term nature of the instruments.

    STOCK-BASED COMPENSATION - In 1997, the Company adopted the disclosure requirements of SFAS 123 "Accounting for Stock-Based Compensation." The Company had no stock-based compensation for either employees or non-employees, and has no options, warrants or other stock incentives outstanding.

    CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    NET INCOME (LOSS) PER SHARE - Net income (loss) per share is based on the weighted average number of shares outstanding.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



    RECLASSIFICATIONS - Certain reclassifications have been made to conform 1996 financial statements to the presentation in 1997. The reclassifications had no effect on net income.


2.  IMPAIRMENT OF OIL AND GAS PROPERTIES:
    ------------------------------------

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets" in 1997. This statement limits net capitalized costs of proved and unproved oil and gas properties to the aggregate undiscounted future net revenues (the "Ceiling") related to each field. The Company generally has only one well in each field. If the net capitalized costs exceed the Ceiling, impairment is provided to reduce the carrying value of the properties in the field to estimated actual value. The impairment is included in accumulated depreciation, depletion, amortization, and impairments.
    In 1997 and 1996, the Company recognized impairments of $974,000 and $67,000, respectively. The primary factor causing the impairment was the decline in natural gas prices in the Ohio region during the Company's fourth quarter.


3.  INCOME TAXES:
    ------------

    The Company accounts for income taxes under the liability method, whereby differences between book and tax income are reported as deferred tax assets or liabilities.

    The Company follows the policy of expensing all intangible drilling and development costs for income tax purposes, whereas such costs are capitalized for successful wells for financial reporting purposes. Other timing differences relate to depreciation and depletion methods used for tax and financial reporting.

    Deferred tax assets and liabilities consist of the following:

                                                           MARCH 31,
                                                           ---------
                                                             1997
                                                           ---------
           Deferred assets (liabilities):
              Net operating loss carryforward             $  428,000
              Property and equipment basis
               differences                                  (325,000)
                                                           ---------

           Net deferred tax asset                            103,000
              Valuation allowance                           (103,000)
                                                           ---------

           Net deferred                                    $    -
                                                           =========

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



    Total income tax expense differed from the amounts computed by applying the Federal statutory tax rates to pretax income as follows:

                                                     1997             1996
                                                   --------         --------

        Total expense computed by                     (34)%             34 %
         applying the U.S. statutory rate
        State taxes                                    (3)%              4 %
        Increase in valuation allowance                 8 %              - %
        Operating loss carryforwards                    - %             (2)%
        Effect of alternative minimum
         tax and other                                  9 %              3 %
                                                      ----             ----
                                                      (20)%             39 %
                                                      ====             ====

    The Company has available, subject to applicable limitations, tax net operating loss carryforwards (NOL's) of approximately $1,100,000 to reduce future taxable income. These NOL's, if not utilized, will expire in the years 2003 through 2011.


4.  NOTE PAYABLE:
    ------------

    The Company has a line-of-credit of $400,000, subject to a borrowing base equal to a percentage of qualified receivables with interest at prime plus 1.5% (total of 10% at March 31, 1997). As of March 31, 1997, there was $230,000 outstanding under the line-of-credit. The line-of-credit expires in September 1997 and is collateralized by a first lien on the Company's accounts receivable, and a negative pledge covering all of the Company's assets.


5.  COMMITMENTS:
    -----------

    The Company leases its office space, with monthly payments of $1,500 through May 1998.

    Total rental expense charged to operations was $18,000 and $16,400 for the years ended March 31, 1997 and 1996, respectively.

    CONCENTRATIONS OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



    obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, the credit risk amounts shown do not take into account the value of any collateral or security.

    The Company operates in one industry segment, oil and gas. A geographic concentration exists because the Company's customers are generally located in the Eastern United States. Approximately 77% of the Company's 1997 oil and gas revenues are from gas production, which is mostly purchased by two customers. All of the Company's oil is purchased by one customer. The Company does not believe it is dependent upon any customers, due to the nature of its production. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

    During fiscal year 1997, the Company maintained an uninsured money market account with a financial institution.

    SETTLEMENTS - In April 1997, the Company entered into a settlement agreement in order, among other things, to avoid additional costs of continued litigation. A signed release by both parties has been formalized and the Company has accrued the net present value of the settlement as of March 31, 1997, which is $34,000 per month to be paid over 18 months. This agreement is collateralized by certain oil and gas wells.

    In October 1996, the Company received from a affiliate of the party to the above litigation a bankruptcy settlement of approximately
    $467,000.

    The above legal settlements have been reflected net in the statement of operations.


6.  RELATED PARTY TRANSACTIONS:
    --------------------------

    The Company transports a portion of its gas production over a gas gathering system and a pipeline which are owned by an entity affiliated with the president. During the years ended March 31, 1997 and 1996, the Company paid approximately $167,000 and $226,000 in gathering fees and $44,000 and $56,000 in compression fees for the Company's share of gas transported over these lines to the entity. Additional fees for company gas transported over another pipeline previously owned by the Company of approximately $36,000 and $34,000 in 1997 and 1996, respectively, have been forgiven in exchange for administration services the Company provides the pipeline.

    Related parties also participate in the majority of wells drilled and operated by the Company, generally on the same basis as other third party interest.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



7.  DEFINED CONTRIBUTION PLAN:
    -------------------------

    The Company has a Simple IRA retirement plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company up to 3% of the employee's compensation. The amount of employee contributions is limited as specified in the Plan. The Company made contributions of approximately $3,000 at March 31, 1997.


8.  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:
    --------------------------------------------------

    All oil and gas operations of the Company are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:

                                                          MARCH 31,
                                                 -------------------------
                                                   1997             1996
                                                 --------         --------
      Proved oil and gas producing
       properties                               $7,036,000       $5,681,000
      Wells in progress                             75,000          454,000
      Unproved properties                          546,000          475,000
                                                ----------       ----------
                                                 7,657,000        6,610,000

      Accumulated depreciation,
       depletion, amortization,
       and impairment                           (5,260,000)      (3,400,000)
                                                ----------       ----------

                                                $2,397,000       $3,210,000
                                                ==========       ==========


    Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the two years ended December 31, 1997 and 1996 are as follows:

                                                   1997             1996
                                                 --------         --------
      Acquisition costs                         $  130,912       $  148,000
                                                ==========       ==========

      Exploration costs                         $2,063,000       $1,863,000
                                                ==========       ==========


    The Company had no development cost, as each new well was drilled on a new reservoir.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



    ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (UNAUDITED) - Proved oil and gas reserves are the estimated quantities of crude oil, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.
    However, reserve information should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserve calculations involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. These estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues to vary from earlier estimates.


    Reserve estimates for recently drilled wells are subject to substantial upward or downward revisions after production history obtained. Hence, reserve estimates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers for 1997 and 1996.

    Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil and gas reserves as of March 31, 1997 and 1996:

                                      1997                     1996
                             ----------------------   ----------------------
                             Oil (bbls)   Gas (mcf)   Oil (bbls)   Gas (mcf)
                             ----------   ---------   ----------   ---------
     Proved developed
      reserves,
      beginning
      of year                    97,000   3,212,000       99,000   3,218,000
        Production              (30,000)   (972,000)     (35,000) (1,039,000)
        Discoveries,
         extensions and
         other additions         33,000   1,204,000       26,000     773,000
        Revisions of
         previous
         estimates               34,000     921,000        7,000     260,000
                              ---------   ---------    ---------   ---------

     Proved developed
      reserves, end
      of year                   134,000   4,365,000       97,000   3,212,000
                              =========   =========    =========   =========


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED) - Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



     measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

     Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

     The Company does not have reserve information prepared by an independent reserve engineer for proved undeveloped reserves as it believes such reserves would not be material to the Company's total reserves and ultimate recovery of undeveloped reserves is still uncertain.

     The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                         MARCH 31,
                                                 -------------------------
                                                   1997             1996
                                                 --------         --------

        Future cash inflows                    $12,016,000      $16,638,000
        Future production costs                 (3,422,000)      (3,023,000)
        Future income tax expense               (2,532,000)      (4,046,000)
                                               -----------      -----------
        Future net cash flows                    6,062,000        9,569,000

        10% annual discount for
             estimated timing of
             cash flows                         (1,819,000)      (3,862,000)
                                               -----------      -----------
        Standardized measure of
             discounted future
             net cash flows                    $ 4,243,000      $ 5,707,000
                                               ===========      ===========

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS



    The following are the principal sources of change in the standardized measure of discounted future net cash flows for the year ended March 31, 1997:


         Standardized measure, March 31, 1996                  $5,707,000
            Sales of oil and gas, net of production costs      (2,211,000)
            Extensions, discoveries and other additions           862,000
            Net change due to revisions in
             quantity estimates                                 1,471,000
            Net change due to changes in prices
             and production costs                              (1,135,000)
            Timing and other, net                              (2,082,000)
            Net change in income taxes                          1,060,000
            Accretion of discount                                 571,000
                                                               ----------

         Standardized measure, March 31, 1997                  $4,243,000
                                                               ==========

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------

    None.

                                PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
---------------------------------------------------------------------

    (a)(b)    IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
              SIGNIFICANT EMPLOYEES.

    The following sets forth certain information with respect to the officers and directors of the Registrant.


     Name                Age              Position
     ----                ---              --------

Zachary T. Tatum         44        President, Chief Financial Officer,
                                   Chief Executive Officer and a Director
                                   since 1985

Lori J. Powell           38        Secretary, Treasurer and a Director
                                   since 1995

John E. Reynolds         62        Director since 1985

     The directors of the Registrant are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The Registrant has no audit or compensation committee.

     Biographical information concerning each director and executive officer, including business experience for the past five years is as follows:

     ZACHARY T. TATUM graduated from California State University at Fullerton in 1975 with a degree in business/marketing. After graduation, he was employed part-time by Allison Drilling Company and worked in Eastern Colorado. In 1977, he acquired a producing property in the Pyramid Hills Oil Field, Kings County, California, which he operated until the property was sold in May, 1985. From 1979 to the present, he has been involved in sponsoring limited partnerships and joint ventures to drill oil and gas wells in the States of California, Ohio and West Virginia. Mr. Tatum is also president and a director of the following inactive corporations:
Energy Exploration Corp., a Nevada corporation, of Strata Exploration, Inc., an Ohio corporation, and of Tatum Petroleum Ohio, Inc., an Ohio corporation. Mr. Tatum devotes full time to the Registrant.

     LORI J. POWELL has been the Registrant's controller since 1991 and a Director since 1995. She is responsible for the Registrant's financial statements, filings, contracts and day to day accounting matters. Ms. Powell obtained a B.S. degree from Azusa Pacific University in 1983 and devotes full time to the Registrant.

     JOHN E. REYNOLDS is the president of Keyline Sales, Inc., Downey, California, which sells plumbing supplies to the wholesale trade. Mr. Reynolds is also an investor in other oil and gas ventures.

     (c)  FAMILY RELATIONSHIPS.

     There are no family relationships between or among any officer and director.

     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     No officer, director, significant employee, promoter or control person of the Registrant has been involved in any event of the type described in
Item 401(d) of Regulation S-B during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     (a)  GENERAL.

     The Registrant's President, Mr. Zachary T. Tatum, is the only officer whose total compensation exceeds $100,000 during the Registrant's most recent fiscal year.

     (b)  SUMMARY COMPENSATION TABLE.

     The following table sets forth certain information regarding the compensation paid or accrued by the Registrant to or for the account of the Chief Executive Officer and each of the Officers of the Registrant whose total annual compensation exceeded $100,000 during the fiscal years ended March 31, 1995, 1996 and 1997:


                               Annual Compensation                          Long Term Compensation
                   -------------------------------------------  ---------------------------------------------

 Name and                                                       Restricted
 Principal                                        Other Annual    Stock   Options/   LTIP         All Other
 Position          Year    Salary     Bonuses($)  Compensation    Awards    SARS   Payouts($)   Compensation
--------           ----    ------     ---------   ------------    ------    ----   ----------   ------------
Zachary T. Tatum   1997    $300,000   $22,950      $    -0-        -0-       -0-      -0-          -0-
President and      1996    $300,000     -0-        $    -0-        -0-       -0-      -0-          -0-
Chief Executive    1995    $300,000     -0-        $    -0-        -0-       -0-      -0-          -0-
Officer


     (c)  OPTION/SAR GRANTS TABLE.

     Not applicable.

     (d) AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

     Not applicable.

     (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

     Not applicable.

     (f)  COMPENSATION OF DIRECTORS.

     STANDARD ARRANGEMENTS. The Registrant pays its directors $100 per meeting of the Board of Directors attended. Directors also receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Registrant.

     OTHER ARRANGEMENTS. The Registrant has no other arrangements pursuant to which any director of the Registrant was compensated during the year ended March 31, 1997, for services as a director.

     (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
          CHANGE-IN-CONTROL ARRANGEMENTS.

     None.

     (h)  REPORTING ON REPRICING OF OPTIONS/SARS.

     Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

     (a)(b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     The following table sets forth, as of March 31, 1997 the ownership of the Registrant's Common Stock by (i) each Director of the Registrant, (ii) all Executive Officers and Directors of the Registrant as a group, and
(iii) all persons known by the Registrant to own more than 5% of the Registrant's Common Stock.

                                                Beneficial Ownership (1)
                                                ------------------------

     Name                              Number of Shares            Percentage
     ----                              ----------------            ----------

Zachary T. Tatum                         6,653,812 (2)                63.8%
667-E Lakeview Plaza Blvd.
Worthington, OH 43085

John E. Reynolds                            88,056                      Nil
11711 Woodruff Ave.
Downey, CA 90241

Lori J. Powell                                   0                        0
667-E Lakeview Plaza Blvd.
Worthington, OH 43085

All Directors and Officers               6,741,868                    64.7%
as a Group (3 persons)
_________________________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 1,447,592 shares held by Tatum Petroleum Ohio, 356,872 shares held by Energy Exploration Corporation, 490,959 shares held by Strata Exploration Corporation and 13,781 shares held by Devonian
     Exploration, Inc., all or which may be deemed to be beneficially owned by Zachary T. Tatum.

     (c)  CHANGES IN CONTROL.

     No understandings, arrangements or agreements are known by management at this time which would result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     (a)(b)    TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     The Registrant transports a portion of its gas production over a gas gathering system and a pipeline which are owned by SOL Ltd., a company owned by the wife of the Registrant's president, Mr. Zachary T. Tatum. During the years ended March 31, 1997 and 1996, the Registrant paid approximately $167,000 and $226,000 in gathering fees and $44,000 and $56,000 in compression fees, respectively, for the Registrant's share of gas transported over these lines to the entity.

     The Company's Board of Directors and its officers are subject to certain provisions of Delaware law which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, the Board of Directors has adopted a policy that provides that any transaction between the Company and an interested party must be fully disclosed to the Board of Directors, and that a majority of the directors not otherwise interested in the transaction (including a majority of disinterested directors) must make a determination that such transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

     (c)  PARENTS OF THE REGISTRANT.

     Zachary T. Tatum may be deemed to be the parent of the Registrant. See Item 4 above for information concerning the basis of control and percentage of voting securities owned by Mr. Tatum.

     (d)  TRANSACTIONS WITH PROMOTERS.

     Information required by Item 404 of Regulation S-B is not required to be presented inasmuch as the Registrant has been organized for more than five years.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------


     Number         Description
     ------         -----------

     (a)(1)         See index to Consolidated Financial Statements at Item 7.

     (a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

     (a)(3)         Exhibits:
                    --------

     (b)            None.

     (c) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1997.

                               SIGNATURES
                               ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TATUM PETROLEUM CORPORATION



Date: July 14, 1997                     By  /s/ ZACHARY T. TATUM
                                          ------------------------------------
                                          Zachary T. Tatum, President, Chief
                                           Executive Officer, Principal
                                           Financial and Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                               DATE
----------                  -----                               ----

/s/ ZACHARY T. TATUM        President, Chief Financial      July 14, 1997
---------------------       Officer, Chief Executive
Zachary T. Tatum            Officer and a Director


/s/ LORI J. POWELL          Secretary, Treasurer and a      July 14, 1997
---------------------       Director
Lori J. Powell


/s/ JOHN E. REYNOLDS        Director                        July 14, 1997
---------------------
John E. Reynolds