Form 10QSB
period 1997-06-30
TATUM PETROLEUM CORP
filed 1997-09-17
CIK 766624

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                              FORM 10-Q SB




[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997
                                    -------------

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from N/A  to N/A
                                    ---     ---

                       Commission File No. 0-14788

                       TATUM PETROLEUM CORPORATION
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


       Delaware                                    33-0117736
------------------------------    ---------------------------------------
State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization

    667-E Lakeview Plaza Boulevard,            Worthington, OH  43085
  ----------------------------------------------------------------------
  (Address of Principal Executive Offices)            (Zip Code)


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

Page 1 of 10 pages.

                       TATUM PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q SB
                              JUNE 30, 1997


                                                                 PAGE NO.
                                                                 --------
PART I
------

FINANCIAL STATEMENTS

     a.   BALANCE SHEETS - March 31, 1997 and
          June 30, 1997 (Unaudited)                                  3

     b.   STATEMENTS OF OPERATIONS - For the Three Months
          Ended June 30, 1997 (Unaudited)                            4

     c.   STATEMENTS OF CASH FLOWS -  For the Three Months
          Ended June 30, 1997 and 1996 (Unaudited)                   5

     d.   NOTES TO THE FINANCIAL STATEMENTS                          6

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 7


PART II
-------

     a.   OTHER INFORMATION                                          9
     b.   SIGNATURES                                                 10

                       TATUM PETROLEUM CORPORATION

                             BALANCE SHEETS


                                                 MARCH 31,        JUNE 30,
                                                   1997             1997
                                                 --------         --------
                                                                (Unaudited)
                         ASSETS
                         ------

CURRENT ASSETS:
  Cash                                          $  227,000       $  126,000
  Receivables:
     Oil and gas                                   326,000          406,000
     Joint interest owners                          48,000           87,000
     Related party                                 124,000          112,000
  Inventory                                         66,000            8,000
                                                ----------       ----------
        Total current assets                       791,000          739,000

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas producing properties
     (using the successful efforts
     method of accounting):
        Proved                                   7,111,000        7,501,000
        Unproved                                   546,000          309,000
  Other equipment                                  168,000          168,000
                                                ----------       ----------
                                                 7,825,000        7,978,000
  Less accumulated depreciation,
     depletion, amortization and
     impairment                                 (5,436,000)      (5,447,000)
                                                ----------       ----------
        Total property and equipment             2,389,000        2,531,000

OTHER ASSETS                                        17,000            2,000
                                                ----------       ----------

TOTAL ASSETS                                    $3,197,000       $3,272,000
                                                ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Note payable                                  $  230,000       $  385,000
  Accounts payable                                 193,000          378,000
  Revenue and ad valorem taxes payable             389,000          337,000
  Advances from working interest owners            127,000           73,000
  Accrued liabilities                               88,000          117,000
  Income tax payable                                30,000            8,000
  Accrued legal settlement - current               336,000          336,000
                                                ----------       ----------
        Total current liabilities                1,393,000        1,634,000

DEFERRED TAX LIABILITY                                -                -

LONG TERM LIABILITIES - LEGAL SETTLEMENT           230,000          142,000

COMMITMENT AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
     authorized 15,000,000 shares,
     10,418,855 shares issued and
     outstanding                                   104,000          104,000
  Additional paid-in capital                     4,877,000        4,877,000
  Accumulated deficit                           (3,407,000)      (3,485,000)
                                                ----------       ----------
        Total stockholders' equity               1,574,000        1,504,000
                                                ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,197,000       $3,272,000
                                                ==========       ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                       FOR THE THREE
                                                       MONTHS ENDED
                                                         JUNE 30,
                                                      ---------------
                                                   1997             1996
                                                 --------         --------
NET REVENUES
  Oil and gas sales                             $  637,662       $  700,988
  Drilling arrangement income                       54,154            7,029
  Operating fees                                    40,388           32,890
                                                ----------       ----------
                                                   732,204          740,908

COSTS AND EXPENSES:
  Oil and gas production costs                     142,930          107,388
  General and administrative expenses              173,197          183,637
  Depreciation, depletion and
     amortization                                  110,222          109,044
  Exploration costs                                202,023          259,609
  Dry hole costs                                    70,459          (16,527)
  Legal settlements, net                              -                -
                                                ----------       ----------
                                                   698,831          643,151
                                                ----------       ----------

OTHER INCOME (EXPENSE)                            (103,906)           2,550
                                                ----------       ----------

INCOME BEFORE INCOME TAXES                         (70,533)         100,306
                                                ----------       ----------

INCOME TAX EXPENSE:
  Current                                           (7,500)            -
  Deferred                                            -             (32,000)
                                                ----------       ----------
                                                    (7,500)         (32,000)
                                                ----------       ----------

NET INCOME                                      $  (78,033)      $   68,306
                                                ==========       ==========

NET INCOME PER SHARE                            $     (.01)      $      .01
                                                ==========       ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                   10,418,855       10,418,855
                                                ==========       ==========



          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                       FOR THE THREE
                                                       MONTHS ENDED
                                                         JUNE 30,
                                                      ---------------
                                                   1997             1996
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    ($  78,000)      $  100,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation, depletion and
         amortization                               11,000          109,000
        Deferred income taxes                         -                -
        (Gain) loss on disposal of
         equipment and settlements                    -                -
        Changes in operating assets
         and liabilities:
            Receivables                           (106,000)         211,000
            Inventory                               58,000            1,000
            Prepaid expenses and other              15,000           18,000
            Payables                                57,000          218,000
            Accrued liabilities                    (60,000)         (52,000)
                                                ----------       ----------
        Net cash provided by
         operating activities                  ($  103,000)         605,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment             (153,000)        (666,000)
  Proceeds from sale of property
    and equipment                                     -                -
                                                ----------       ----------
        Net cash used in investing
         activities                               (153,000)        (666,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line-of-credit                     685,000          520,000
  Repayments on line-of-credit                    (530,000)        (545,000)
                                                ----------       ----------
        Net cash provided by financing
         activities                                155,000          (25,000)

NET INCREASE (DECREASE) IN CASH                   (101,000)         (86,000)

CASH, beginning of period                          227,000          416,000
                                                ----------       ----------

CASH, end of period                             $  126,000       $  330,000
                                                ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $   20,000       $    7,000
                                                ==========       ==========
  Cash paid for income taxes                    $    4,000       $    5,000
                                                ==========       ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


1.  General:
    -------

Pursuant to rules and regulations of the Securities and Exchange Commission, the Company has elected to omit substantially all the disclosures normally included in financial statements prepared under generally accepted accounting principles. Readers of these financial statements should refer to the Company's Form 10-SB filed for the year ended March 31, 1997, for additional disclosures.

The Company's balance sheet as of June 30, 1997, and the statement of operations for the three months then ended are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


2.  Contingencies:
    -------------

    None.

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

THREE MONTH PERIODS ENDED JUNE 30, 1997 VS. JUNE 30, 1996
---------------------------------------------------------

RESULTS OF OPERATIONS - The Company had a net loss for the three month period ended June 30, 1997 of ($78,033) compared to net income of $68,306 for the three month period ended June 30, 1996. This decrease in net income was primarily a result of increased production costs and dry hole costs along with the sale of two marginal Clinton wells which had a combined book value of $50,000.

REVENUES - Oil and gas sales for the three month period ended June 30, 1997 totaled $637,662 compared to approximated revenues of $700,988 for the three month period ended June 30, 1996. Oil production decreased from 8,522 barrels to 7,440 barrels for a net decrease of 1,082 barrels or 12.6% for the three months ended June 30, 1997. Gas production decreased from 263,901 MCFs to 197,487 MCFs for a net decrease of 66,414 MCFs or 25.2% for the three months ended June 30, 1997. These changes in revenue and fluctuations in production have resulted in a total decrease in revenue of 9.0%. The dramatic decrease in gas production is a result of the decline of the one exceptional well which has been in production approximately 18 months and was expected to have a short production life.

Drilling arrangement income increased from $7,029 for the three and month period ended June 30, 1996, to $54,154 for the three month period ended June 30, 1997, an increase of 670.4%. The Company drilled new wells on acreage which was farmed-in from another producer. This farm-in agreement obligated the Company to allow third party participation which resulted in the increase to drilling arrangement income.

Management fee income increased from $32,890 for the three month period ended June 30, 1996, to $40,388 for the three month period ended June 30, 1997. The increase in revenue is a result of the Company managing additional wells that were brought into production during the current period.

COSTS AND EXPENSES
------------------

Oil and gas production costs for the three month period ended June 30, 1997 totaled $142,930 in comparison with the three month period ended June 30, 1996 costs of $107,388. The increased costs were primarily a result of additional wells that were brought into production during the current period.

General and administrative expenses totaled $173,197 for the three month period ended June 30, 1997 as compared to $183,637 for the three month period ended June 30, 1996 for a total decrease of 6.0%. This decrease was primarily due to the reduction of legal fees incurred in connection with the Company's lawsuit with Columbia Gas.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS




Depreciation, depletion and amortization costs for the current three month period totaled $110,222 for an increase of $1,178 over the three month period ended June 30, 1996 costs of $109,044. There was virtually no change in the two periods compared.

Exploration costs and dry hole costs increased a total of 12.1% from $243,082 for the three month period ended June 30, 1996 to $272,482 for the three month period ended June 30, 1997. The Company's approach to exploration has not changed significantly from the prior period. However, one additional dry hole was drilled in the current period compared to last year.

OTHER INCOME (LOSS)
-------------------

Other income (loss) for the three month period ended June 30, 1997, was a loss of $103,906, a decrease of $106,454 from the three month period ended June 30, 1996 revenues of $2,550. This decrease was due to the sale of two marginal Clinton wells which had a combined book value of $50,000 and the plugging of an unimpaired marginal Beekmantown well.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three month period ended June 30, 1997, the Company experienced an increase in working capital deficiency from $(602,000) at March 31, 1997 to $(887,000) in the current period. This decrease in working capital of $285,000 was essentially due to the increased use of the Company's line-of-credit. Cash as of June 30, 1997 was $126,000, a $101,000 decrease from March 31, 1997, while cash provided by operations at June 30, 1997 reflected a 61.8% decrease from the $330,000 at June 30, 1996. These changes in cash were a direct result of the initial three monthly payments of the Company's settlement agreement with Columbia Gas.

The Company used it's line-of-credit along with advances from industry investors to facilitate the drilling of 5 wells during the three months ended June 30, 1997. One of these wells was a dry hole. Of the four commercial wells, the Company retained an average of 46.6% working interest.

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




TATUM PETROLEUM CORPORATION



/s/ ZACHARY T. TATUM
---------------------------------------
Zachary T. Tatum, President,
  Chief Executive Officer, Principal
  Financial and Accounting Officer



/s/ LORI POWELL
---------------------------------------
Lori Powell, Controller and Treasurer



Date:  September 8, 1997