Form 10QSB
period 1997-09-30
TATUM PETROLEUM CORP
filed 1997-11-20
CIK 766624

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



                              FORM 10-Q SB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997
                                   --------------------

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from N/A  to N/A
                                    ---     ---

                       Commission File No. 0-14788

                       TATUM PETROLEUM CORPORATION
  ---------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Delaware                                33-0117736
------------------------------    ---------------------------------------
State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization

       667-E Lakeview Plaza Boulevard,         Worthington, OH  43085
       ---------------------------------------------------------------
       (Address of Principal Executive Offices)          (Zip Code)


       Registrant's telephone number, including area code (614) 888-3637
                                                           ---------------

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

     Page 1 of 10 pages.

                       TATUM PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q SB
                           SEPTEMBER 30, 1997


                                                                 PAGE NO.
                                                                 --------
PART I

FINANCIAL STATEMENTS

     a.   BALANCE SHEETS - March 31, 1997 and
          September 30, 1997 (Unaudited)                             3

     b.   STATEMENTS OF OPERATIONS - For the Three Months
          and Six Months Ended September 30, 1997 and
          1996 (Unaudited)                                           4

     c.   STATEMENTS OF CASH FLOWS - For the Six Months
          Ended September 30, 1997 and 1996 (Unaudited)              5

     d.   NOTES TO THE FINANCIAL STATEMENTS                          6

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 7


PART II

     a.   OTHER INFORMATION                                          9
     b.   SIGNATURES                                                 10

                       TATUM PETROLEUM CORPORATION

                             BALANCE SHEETS


                                                 MARCH 31,     SEPTEMBER 30,
                                                   1997             1997
                                                 --------         --------
                                                                (Unaudited)
                                 ASSETS
CURRENT ASSETS:
  Cash                                          $  212,000       $   56,000

  Receivables:
     Oil and gas                                   326,000          464,000
     Joint interest owners                          48,000          119,000
  Related party                                    124,000           83,000
     Other                                          15,000           15,000
  Inventory                                         66,000           10,000
                                                ----------       ----------
        Total current assets                       791,000          747,000

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas producing properties
     (using the successful efforts
     method of accounting):
        Proved                                   7,111,000        7,251,000
        Unproved                                   546,000          318,000
  Other equipment                                  168,000          197,000
                                                ----------       ----------
                                                 7,825,000        7,766,000
  Less accumulated depreciation,
     depletion, amortization and
     impairment                                 (5,436,000)      (5,400,000)
                                                ----------       ----------
                                                 2,389,000        2,366,000

OTHER ASSETS                                        17,000            3,000
                                                ----------       ----------

TOTAL ASSETS                                    $3,197,000       $3,116,000
                                                ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                 $  230,000        $ 426,000
  Accounts payable                                 193,000          167,000
  Revenue and ad valorem taxes payable             389,000          402,000
  Advances from working interest owners            127,000           30,000
  Accrued liabilities                               88,000           77,000
  Income tax payable                                30,000           25,000
  Accrued legal settlement - current               336,000          336,000
                                                ----------       ----------
        Total current liabilities                1,393,000        1,463,000

DEFERRED TAX LIABILITY                                -                -

ACCRUED LITIGATION SETTLEMENT - LONG TERM          230,000           51,000

COMMITMENT AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
     authorized 15,000,000 shares,
     10,418,855 shares issued and
     outstanding                                   104,000          104,000
  Additional paid-in capital                     4,877,000        4,877,000
  Accumulated deficit                           (3,407,000)      (3,379,000)
                                                ----------       ----------
        Total stockholders' equity               1,574,000        1,602,000
                                                ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,197,000       $3,116,000
                                                ==========       ==========

          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                FOR THE THREE            FOR THE SIX
                                MONTHS ENDED             MONTHS ENDED
                                SEPTEMBER 30,            SEPTEMBER 30,
                            ---------------------    --------------------
                              1997        1996         1997        1996
                              ----        ----         ----        ----
NET REVENUES
 Oil and gas sales           $  660,000  $  725,000   $1,297,000  $1,425,000
 Drilling arrangement
  income                         18,000       8,000       72,000      15,000
 Operating fees                  41,000      37,000       82,000      70,000
                             ----------  ----------   ----------  ----------
                                719,000     770,000    1,451,000   1,510,000

COSTS AND EXPENSES:
 Oil and gas
  production costs              207,000     141,000      349,000     253,000
 General and
  administrative expenses       154,000     172,000      328,000     305,000
 Depreciation, depletion and
  amortization                  111,000     109,000      222,000     218,000
 Exploration costs              137,000      84,000      339,000     339,000
 Dry hole costs                  16,000     104,000       87,000      88,000
 Legal settlements, net            -         99,000         -         99,000
                             ----------  ----------   ----------  ----------

                                625,000     709,000    1,325,000   1,302,000
                             ----------  ----------   ----------  ----------

OTHER INCOME (EXPENSE)            4,000     (38,000)     (99,000)    (35,000)
                             ----------  ----------   ----------  ----------

INCOME BEFORE INCOME TAXES       98,000      23,000       27,000     173,000
                             ----------  ----------   ----------  ----------

INCOME TAX EXPENSE:
 Current                           -           -            -           -
 Deferred                          -         (9,000)        -        (65,000)
                             ----------  ----------   ----------  ----------
                                   -         (9,000)        -        (65,000)
                             ----------  ----------   ----------  ----------

NET INCOME                   $   98,000  $   14,000   $   27,000   $ 108,000
                             ==========  ==========   ==========  ==========

NET INCOME PER SHARE         $      .01  $     -      $     -     $      .01
                             ==========  ==========   ==========  ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                 10,418,855  10,418,855   10,418,855  10,418,855
                             ==========  ==========   ==========  ==========



          SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       TATUM PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        FOR THE SIX
                                                       MONTHS ENDED
                                                       SEPTEMBER 30,
                                                      ---------------
                                                   1997             1996
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   27,000       $  108,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation, depletion and
         amortization                              248,000          218,000
        Deferred income taxes                       (5,000)          65,000
        Gain (loss) on disposal of
         equipment                                (284,000)          43,000
        Changes in operating assets
         and liabilities:
            Receivables                           (168,000)        (201,000)
            Inventory                               56,000         (166,000)
            Prepaid expenses and other              15,000            3,000
            Payables                              (110,000)         112,000
            Accrued liabilities                   (164,000)         231,000
                                                ----------       ----------
        Net cash provided by
         operating activities                   $ (385,000)         413,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment               59,000         (621,000)
  Proceeds from sale of property
    and equipment                                     -              18,000
                                                ----------       ----------
        Net cash used in investing
         activities                                 59,000         (603,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line-of-credit                     825,000        1,180,000
  Repayments on line-of-credit                    (665,000)      (1,165,000)
                                                ----------       ----------
        Net cash provided by financing
         activities                                170,000           15,000

NET INCREASE (DECREASE) IN CASH                   (156,000)        (175,000)

CASH, beginning of period                          227,000          416,000
                                                ----------       ----------

CASH, end of period                             $   71,000       $  241,000
                                                ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $   41,000       $   12,000
                                                ==========       ==========
  Seismic data received for working
   interest in producing properties             $     -          $     -
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

    The Company's balance sheet as of September 30, 1997, and the statement of operations for the three and six months ended September 30, 1997 and 1996 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

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

    None.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS
       ----------------------------------------------------------


THIS REGISTRATION STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. SUCH FORWARD--LOOKING STATEMENTS MAY BE FOUND IN THIS SECTION AND UNDER "DESCRIPTION OF
BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS" AND "PROPERTIES." ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996
---------------------------------------------------------------------------

RESULTS OF OPERATIONS - The Company had net income for the three and six month periods ended September 30, 1997 of $98,000 and $27,000 compared to $14,000 and $108,000 for the three and six month periods ended September 30, 1996. This decrease in net income was primarily a result of the sale for a loss of two non-commercial Clinton Sandstone wells and the plugging and abandonment of four impaired Rose Run wells.

REVENUES - Oil and gas sales for the six month periods ended September 30, 1997 totaled $1,297,000 compared to approximated revenues of $1,425,000 for the six month periods ended September 30, 1996. Oil production decreased from 15,500 barrels to 14,200 barrels for a net decrease of 1,300 barrels or 8.4% for the six months ended September 30, 1997. Gas production decreased from 526,200 MCFs to 372,900 MCFs for a net decrease of 153,300 MCFs or 29.1% for the six months ended September 30, 1997. These changes in revenue and fluctuations in production have resulted in a total decrease in oil and gas revenue of 9.0%. The dramatic decrease in gas production is a result of the decline of the one exceptional well which has been in production approximately 21 months and was expected to have a short production life. Revenues for the three month periods ended September 30, 1997 and 1996 were $660,000 and $725,000, respectively.

Drilling arrangement income increased from $8,000 and $15,000 for the three and six month periods ended September 30, 1996, to $18,000 and $72,000 for the three and six month periods ended September 30, 1997, an increase of 380%. This increase is a result of the Company selling more working interest in the new wells being drilled and is more in line with prior years' income.

Management fee income increased from $37,000 and $70,000 for the three and six month periods ended September 30, 1996, to $41,000 and $82,000 for the three and six month periods ended September 30, 1997. The increase in revenue is a result of the Company managing additional wells that were brought into production during the current period.

COSTS AND EXPENSES
------------------

Oil and gas production costs for the three and six month periods ended September 30, 1997 totaled $207,000 and $349,000 for a 46.8% and 37.9%
increase over the three and six month periods ended September 30, 1996 costs of $141,000 and $253,000. The increased costs were primarily a result of additional wells that were brought into production during the current period along with the further treating of six marginal wells.

                       TATUM PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


General and administrative expenses totaled $154,000 and $328,000 for the three and six month periods ended September 30, 1997 as compared to $172,000 and $305,000 for the three and six month periods ended September 30, 1996 for a six month increase of 7.5%. This increase was primarily due to the increase in interest expense incurred in connection with the Company's settlement with Columbia Gas.

Depreciation, depletion and amortization costs for the current three and six month periods totaled $111,000 and $222,000 for an increase of $2,000 and $4,000 over the three and six month periods ended September 30, 1996 costs of $109,000 and $218,000. There was virtually no change in the periods compared.

Exploration costs and dry hole costs increased from $84,000 and $339,000 for three and six month periods ended September 30, 1996 to $137,000 and $339,000 for the three and six month periods ended September 30, 1997. The Company's approach to exploration has not changed significantly from the prior period.

OTHER INCOME (LOSS)
-------------------

Other income (loss) for the three and six month periods ended September 30, 1997, was a gain of $4,000 and a loss of ($99,000), a decrease of ($34,000) and ($134,000) from the three and six month periods ended September 30, 1996 revenues of $38,000 and $35,000. This decrease was due to the loss recognized on the sale of two non-commercial Clinton Sandstone wells and the plugging and abandonment of four impaired Rose Run wells.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six month period ended September 30, 1997, the Company experienced an increase in working capital deficiency from $(602,000) at March 31, 1997 to $(716,000) in the current period. This decrease in working capital of $114,000 was due to the reduction of inventory and the increased use of the Company's line-of-credit. Cash as of September 30, 1997 was $56,000, a $156,000 decrease from March 31, 1997, while cash provided by operations at September 30, 1997 reflected a 193.2% decrease from the $413,000 at September 30, 1996. This decrease was due to increased workover activities coupled with the ongoing payments of the Columbia Gas settlement liability, along with a 51.2% reduction in accounts payable liability.

The Company used it's line-of-credit along with advances from industry investors to facilitate the drilling of 7 wells during the six months ended September 30, 1997. Two of these wells were dry holes. Of the five commercial wells, the Company retained an average of 54.1% working interest.

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




TATUM PETROLEUM CORPORATION



/s/ ZACHARY T. TATUM
-----------------------------------------
Zachary T. Tatum, President,
  Chief Executive Officer, Principal
  Financial and Accounting Officer



/s/ LORI POWELL
-----------------------------------------
Lori Powell, Controller and Treasurer



Date:  November 20, 1997